Form 10-K
period 2011-12-31
AWARENESS FOR TEENS, INC.
filed 2012-03-14
CIK 1497764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number: 000-54589

Awareness for Teens, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3103778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.

3416 Rollsreach Drive, San Diego, California	92111
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (858) 560-0987

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 2,250,000 shares of the Registrant’s $0.001 par value common stock outstanding as of March 13, 2012.

PART I

Item 1.   Business.

Awareness for Teens, Inc. (“Awareness”) was incorporated on April 28, 2010 in the State of Nevada.

Business of Issuer

Our business is to provide a financial literacy and money management program for teenagers on a fee for service offered basis with specialized educational programs designed to maximize profit potential and customer loyalty.  We believe that there is a need to train teenagers who we believe lack the basic skills in the management of personal financial affairs.   Located in a fluent area, many are unable to balance a checkbook and most simply have no insight into the basic survival principals involved with earning, spending, saving and investing.

Should our business plan be successfully implemented, we may be expanding our operations in the south western portion of the United States.  We are in the organizational stage and have not yet begun our educational operations and we currently have no revenues and no significant assets.

Principal Services

We are in the process of establishing ourselves as providing a financial literacy and money management educational program for teenagers on a fee for service offered basis.  We intend to provide such topics which would include budgeting, the importance of saving, bank accounts and services, establishing and maintaining credit, planning for college, buying a car, basic investing, with related ancillary topics.

We will earn our revenues by charging a fee for individuals to complete our training course.  We intend to charge each student $500 for our services.  Our marketing is going to be the parents of teenagers who understand that many young people fail in the management of the first consumer credit experience, establish bad financial management habits, and fail to take direction from their parents, who realize that it makes no sense for their teenager to learn by trial and error.   Our instruction will include practical information preparing them in planning and understanding their financial future.

Further, we anticipate that our instruction will also be useful in teaching the managing of the teenagers money, establish the basics of budgeting, savings and checking accounts, responsible borrowing and will extend to buying an automobile, renting an apartment and the responsible use of day to day credit.   Further topics that will be addressed will include surrounding yourself with professionals in connection with starting and managing a small business, investing for the future, and basic knowledge on commencing a plan for retirement, although the retirement age is in the far distant future for the teenagers.

Our intensive two-week training will involve 18 hours of classroom instruction for groups of not to exceed 8 students.  The instruction time will address the needs and requirements of each of the interested parties.

Probably the most important aspect of our training will be in developing positive financial responsibility and commitment.  Effective inter-personal skills will reap personal satisfaction as well as financial gratification through increased tips.

Classroom instruction will be held at rented office space or in a hotel facility.  Classroom space can be arranged on an “as needed” and “as available” basis at normal costs.

The Marketing

We will use a direct market approach.  We intend to begin with a small number of students that will be drawn from the local high schools.

Awareness intends to use neighborhood and local newspaper print media to create interest in the company and to attract teenage students.  These newspapers will usually provide a news story about the company if the company also places an advertisement in the paper.  These genres of newspapers are usually free to the consumer and are distributed without cost in a targeted area.  They are usually weekly or monthly or sporadic in distribution.  Awareness will also place advertisements in school newspapers.  In addition, notices on local bulletin boards in business establishments that provide for community notices will be posted.  We intend to have a website - an internet presence to assist us in marketing our curriculum and to associate the name of the company to the service that we provide.  We do not believe that the website will be an originating source to attract students to our business but may provide information to the consumer if aware of the website.  We have not conducted any marketing research to obtain statistical data to develop a marketing plan; we intend to focus on this limited media promotion and our pricing to attract the parent and teenage student to the company and the selling ability of Maureen Cottrell if parents telephone Awareness for information.

We intend to design and build our website.  The website will provide basic information and facts about the services we are offering.  It will provide us with exposure to the general marketplace within our target market area.  The website will have the facility for prospective students to contact us with questions and inquiries, and will eventually allow for on-line course registration.

Competition and Competitive Strategy

Secondary education (final stage of compulsory education) in California is mandatory to the age 18, with a limited number of specified statutory exceptions, and the schools that do provide secondary education do provide limited general training and instructions to its students in various classes relating to investments, financial planning and personal wealth management.  We compete with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education (vocational skill schools and government military schools).  Public colleges may offer programs similar to those of Awareness at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary institutions.  These competitors may also provide general training and instructions to all social and economic demographics.  In addition, we anticipate the possible integration of new or changed curricular by our competitors that will provide additional competition for us.  Our competitors in both the public and private sectors have substantially greater financial and other resources than we do.

Further, the financial educational seminar industry is highly competitive.  Awareness’s market in which it will operate is fragmented and decentralized with low barriers to entry.  Our competitors include other companies and individuals who promote and conduct seminars and provide products on topics relating to investments, financial planning and personal wealth management.

Presently there is very little general training and instruction available or applicable for and specifically designed for the targeted teenagers living within the higher social economic or higher net worth demographics.  We have been informed and believe that in addition to schools, banks and brokerage firms do provide personal financial training for free or at a very low cost.  The providers of these services usually direct their efforts to only narrow areas that may be beneficial to them.

Competition from Other Educational Institutions

While Awareness’s course material presented to our students may be fully protected by intellectual property laws, our course concept will not.  Consequently, other financial or educational institutions, based upon any success Awareness may enjoy in its educational material presentation, may decide to offer similar course material based on Awareness’s model.  These financial or educational institutions have greater resources than Awareness, and as such will be able to compete successfully against Awareness.  We may not be able to survive in the educational marketplace against such competition.

Dependence on One or a Few Major Customers

This business is not the type of business that is, or can be, dominated by one or a small number of customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with the educational trading services that we plan to provide that would give cause for any patent, trademark or license infringements or violations.  Awareness has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.  Our course materials, where applicable, will be fully protected by copyright.

Existing or Probable Government Regulations

There are no other types of government regulations existing or being contemplated that would adversely affect Awareness’s ability to operate.

Research and Development Activities and Costs

Awareness has no plans to undertake any research and development activities.

Employees

Awareness’s only employee at the present time is Maureen Cottrell and we are dependent on her.  We rely on her entrepreneurial skills and experience to implement our business plan.  Maureen Cottrell is responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring further employees until the business has been successfully launched and we have sufficient, reliable tuition revenue flowing into Awareness from our educational operations.  We believe that we will be able to secure guest lectures from financial instructions such as banks and brokerage firms and local accountants and attorneys at no cost.  Subject to their business schedule, these guest lecturers are available as they provide the financial institutions, providers of services and themselves with the ability to market their business, create a firm brand to the parents and boost client referrals and uncover potentially new clients.  Maureen Cottrell will also act as a classroom instructor, as needed, and do whatever work is necessary to bring our business to the point of being in positive cash flow.  We do not expect to hire any other employees within the first year of operation.

The Curriculum

Awareness has developed an outline that will be the basis for the curriculum for use in its early sessions.  Of particular importance to Awareness will be the student response and input to its curriculum material.  We intend to conduct these early sessions on an interactive basis with our students, carefully noting student responses to the curriculum material such as comprehension, interest, clarity of presentation, order of curriculum format, and ability of students to absorb material presented.  Subsequent curriculum development will be based to a great extent upon the student response and input received regarding our initial curriculum material and their suggestions for effective delivery modes.

A general outline of our initial curriculum is set out below.  It will consist of 18 hours of classroom instruction.  This outline presently consists of three parts:

Part One – The Fundamentals (approximately eight hours)

Money and Money Management
Basics of Budgeting
Savings and Checking Accounts
Using Credit Cards and the Cost of Borrowing
Responsible Borrowing and Maintaining Good Credit

Part Two – The Next Step (approximately eight hours)

Living Within your Means
Savings and Paying for College
Buying a Car-Auto Finance
Renting an Apartment
Responsible Use of Credit

Part Three – “Old Folks” (approximately two hours)

Banking and Credit Essentials
Buying a Home
The Small Business
Investing for the Future
Plans for Retirement

During the first year of operations, we will concentrate our efforts exclusively on obtaining our teenager students in the more affluent cities and communities within the County of San Diego, California.  Initially, we intend to concentrate in northern San Diego which includes the La Jolla area (an affluent section of northern San Diego).  As we gain experience, and develop sufficient revenues from sales, we may consider expanding our business within the region and possibly to other locations within the south western United States.

Item 1 A.  Risk Factors.

Prior to investing in the shares, a prospective investor should consider carefully the following risks and highly speculative factors that may affect our business.  Prospective investors should carefully consider, among other factors, the following:

1.   As a start-up or development stage company, our business and prospects are difficult to evaluate because we have no operating history and our business model is evolving, an investment in us is considered a high risk investment whereby you could lose your entire investment.

We have just commenced operations and, therefore, we are considered a "start-up" or "development stage" company.  We have not yet owned and/or operated and/or provided any educational services.  We will incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, and advertising and marketing expenses.  We cannot assure you that our proposed business plan as described in this prospectus will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment.

We face the challenge of successfully implementing our business plan.  There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that we will be able to operate profitably if or when operations commence.  You may lose your entire investment do to our lack of experience.

Our plan of operation is our best estimate and analysis of the potential market, opportunities and difficulties that we face.  There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success.  Competition for the delivery of education skills is intense, and with other economic forces, this makes forecasting of revenues and costs difficult and unpredictable.  If our estimates and analysis is incorrect, you could lose your entire investment.

2.  Our working capital will be limited.

We will need additional capital to fund our operations and finance future growth, and we may not be able to obtain it on terms acceptable to us or at all.  This will impede our growth and operating results.

3.   We expect to incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may adversely affect our ability to sustain growth and our operations may suffer.

We have no operating history and, therefore, no revenues.  We expect to incur losses during our first year of operation.  There can be no assurances that we will achieve profitability in the future, or, if so, as to the timing or amount of any such profits.

We should have sufficient capital to meet our operating expenses for the next twelve (12) months.  After that time, we will either need to raise additional funds or realize additional revenue from our business activities to meet our cash requirements.  There can be no guarantee that we will be successful in securing additional financing should the need arise.

Our inability to fund our operations will impede our growth and operating results and may also result in a loss of your investment.

4.   Awareness’s business model is unproven.  Thus it is difficult for an investor to determine the likelihood of success or risk to his investment.

Awareness was formed on April 28, 2010.  As of the date hereof, we do not have any revenues.  We do not expect to have revenues until after June 2012.

Due to our lack of operating history, the revenue and income potential of our business is unproven.  If we cannot successfully implement our business strategies of creating and marketing of an educational curriculum to teach personal financial management skills to teenagers, we may not be able to generate sufficient revenues to operate profitably.  Consequently our investors may lose a substantial portion of or their entire investment.

5.   We face strong competition in the secondary and post-secondary educational and seminar industry.

Secondary education in California is mandatory to the age 18 and these schools provide training and instructions relating to investments, financial planning and personal wealth management.  We will also compete with traditional public and private two-year and four-year colleges.   We anticipate that the schools may provide new or changed a curricula that will provide additional competition for us.  Our competitors include other companies and individuals who promote and conduct seminars and provide products on topics relating to investments, financial planning and personal wealth management.  Other competition comes from financial institutions that provide training and instructions for free or at a nominal cost.  The educational and seminar business is fragmented and decentralized with low barriers to entry.   Our competitors in both the public and private sectors have substantially greater financial and other resources than we do.  Strong competition could adversely affect our business.

6.   We are a "shell company" and as such we are subject to short-term prospects to implement our business plan and could result in a loss of your entire investment.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet states that we have cash and minimal assets; therefore, we are defined as a shell company.  The rules do not prevent us from registering securities pursuant to registration statements.

SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.  See discussion in Risk Factors titled “Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company.”

7.   Awareness shareholders’ investment will be illiquid due to a lack of a public trading market and thus our shareholders may not be able to recover all of their investment in Awareness.

There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future.  Even if a public market were to develop, our shareholders may never realize any value from their investment in our stock.  We intend to have our common stock quoted on the OTC Bulletin Board as soon as practicable.  However, there can be no assurance that our shares will be quoted on the OTC Bulletin Board.  Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

8.   Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company.”

Pursuant to Rule 144 of the Securities Act, we are a “shell company.”  As such, sales of our unregistered securities pursuant to Rule 144 are not able to be made until (1) we have ceased to be a “shell company; (2) we are subject to Section 13 or 15(d) of the Exchange Act and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least one year after we cease to be a “shell company,” any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

9.   Awareness’s auditor has expressed doubts as to our ability to continue as a going concern.

In the opinion of our auditor, since we have not generated revenue from operations, it raises substantial doubt about Awareness’s ability to continue as a going concern.

10.   Awareness’s curriculum material may not be sufficient to ensure Awareness’s success in its intended market resulting in the termination of Awareness’s operations and a loss of shareholders’ investment.

Initially, the only course Awareness will be offering is a financial literacy and money management program for teenagers on a fee for service offered basis for our course.  As such, our survival is dependent upon the market acceptance of this sole course material. Should this course material be too narrowly focused or should the target market be not as responsive as Awareness anticipates, we will not have any other course material that can be offered to ensure our survival in the educational marketplace.

While we believe that our course material and providing a financial literacy and money management program for teenagers on a fee for service offered basis, this view may not be shared by their parents. In such an event, we may not be able to attract sufficient students to make it a viable business operation, and we may subsequently fail due to this lack of acceptance in our course material.

11.   The loss of Maureen Cottrell or our inability to attract and retain qualified personnel could significantly disrupt or harm our business and our operating results would suffer.

We are wholly dependent, at present, on the personal efforts and abilities of Maureen Cottrell, our sole officer and director.  The loss of services of Maureen Cottrell will disrupt if not stop our operations.  In addition, our success will depend on our ability to attract and retain highly motivated, well-qualified lecturers or employees.  Our inability to recruit and retain such individuals may delay the planned commencement of operations and or result in high employee turnover, which could have a material adverse effect on our business or results of operations once commenced.  Accordingly, without suitable replacements and employees to operate Awareness, our operations will suffer.

12.  Maureen Cottrell has no experience related to public company management.  As a result, we may be unable to manage our public reporting requirements.

Our operations depend entirely on the efforts of our sole officer and director.  While she has expertise with which we will rely upon to grow and manage our business operations, she has no experience related to public company management or as a principal accounting officer.  Because of this, we may be unable to develop and manage our public reporting requirements.  There is no assurance that we will overcome these obstacles.

13.  Maureen Cottrell will own approximately 89% of our shares that permits her to exert influence over us or to prevent a change of control.

Maureen Cottrell, our sole director and officer, owns beneficially approximately 89% of our outstanding shares of common stock. As a result of this stock ownership, Maureen Cottrell will continue to influence the vote on all matters submitted to a vote of our shareholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions.  This consolidation of voting power could also delay, deter or prevent a change of our control that might be otherwise beneficial to shareholders.

14.  Maureen Cottrell has other outside employment; she is not devoting a majority of her time to the Company, which may result in periodic interruptions or business failure.

Maureen Cottrell, the company’s sole officer and director, has other outside employment requirements and currently devotes approximately 15 hours per week to our operations.  Our operations may be sporadic and occur at times which are not convenient to Maureen Cottrell, which may result in periodic interruptions or suspensions of our business plan.  If the demands of the Company’s business require the full business time of our president and chief executive officer, she is prepared to adjust her timetable to devote more time to the Company’s business.  However, she may not be able to devote sufficient time to the management of the company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner.  Such delays could have a significant negative effect on the success of the business.

15.  You will not receive dividend income from an investment in the shares and as a result, the purchase of the shares should only be made by an investor who does not expect a dividend return on the investment.

We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future.  We currently intend to retain future earnings, if any, to finance the operation and expansion of our business.  Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of our securities.  As we do not intend to declare dividends in the future, you may never see a return on your investment and you indeed may lose your entire investment.

16.  You may not be able to resell any shares you purchased in this offering.

There is no trading market for our common stock at present and there has been no trading market to date.  We have not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket our common stock.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.  This means that it may be hard or impossible for you to find a willing buyer for your shares should you decide to sell them in the future.

17.  Our shares of common stock are deemed to be "penny stocks" with a potential limited trading market.

There is currently no trading market for our securities.  When our shares of common stock commence trading, of which no assurances can be given, they will, in all likelihood, be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act.  The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or companies which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  Such rules require, among other things, that brokers who trade "penny stock" to persons other than" established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote and other information under certain circumstances.  Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as result, the number of broker-dealers willing to act as market makers in such securities is limited.  In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities.  Because our securities are subject to the “penny stock rules," investors will find it more difficult to dispose of our securities.  Further, for companies whose securities are traded in the "Pink Sheets" and/or in the Over-the-Counter Bulletin Board System, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

18.   Future sales of restricted shares could decrease the price a willing buyer would pay for shares of our common stock, could cause our price to decline and could impair our ability to raise capital.

We currently have 2,250,000 shares of common stock issued and outstanding.  2,000,000 of these shares are considered restricted securities pursuant to Rule 144 promulgated under the Securities Act.  These shares in the future may be available for sale under exemptions from registration.  Future sales of common stock by Maureen Cottrell under exemptions from registration or through a subsequent registered offering could materially adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities.  We are unable to predict the effect, if any, that market sales of these shares, or the availability of these shares for future sale, will have on the prevailing market price of our common stock at any given time.

19.  Our common stock has no public market and perceived the value may decline and our common stock may never be public traded and you may have no ability to sell the shares.

There is no established public trading market or market maker for our securities.  There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained.  Therefore, if you purchase our securities you may be unable to sell them.  Accordingly, you should be able to bear the financial risk of losing your entire investment.  We plan to attempt to have our shares of common stock quoted on the OTC Bulletin Board once our registration statement has been declared effective.  We will contact a market maker to apply on our behalf.

Only market makers can apply to quote securities.  Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority, Inc. ("FINRA") Bylaws.  The OTC Bulletin Board will not charge us with a fee for being quoted on the service.  FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium.  We intended to be subject to the reporting requirements of the Exchange Act, and, as such, we may be deemed compliant with Rule 15c2-11.  The FINRA will review the market maker's application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by the FINRA.  Furthermore, the clearance should not construed by any investor as indicating that the FINRA, the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

20.  We will incur professional fees in connection with being a reporting company under the Securities Exchange Act of 1934, as amended.

Awareness is subject to the reporting requirements of the Exchange Act and as such, we are required to file Form 10-Ks, Form 10-Qs and Form 8-Ks and other reports with the SEC.  We will incur professional fees (i.e., attorney, auditors and filing agents) in connection with the preparation and filing of such reports and we currently anticipate such costs to range from $12,000 to $18,000 per year.  If we are unable to file such reports, we will be delinquent in our filings which could adversely affect the marketability of our shares of common interest.

21.  The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations.

As a reporting company under the Exchange Act, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We are in the process of further determining whether our existing internal controls over financial reporting systems are compliant with Section 404.  This process may divert internal resources and may take a significant amount of time, effort and expense to complete.  If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting.  We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter.  Further, we may need to hire qualified personnel or consultants in order for us to be compliant with Section 404.  If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

22.  We have not contacted any market maker for sponsorship of our shares on the OTC Bulletin Board.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities-a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities.  The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

If we are unable to obtain a market maker to sponsor our approval for trading, we will be unable to develop a trading market for our common stock.  We may be unable to locate a market maker that will agree to sponsor our shares.  Even if we do locate a market maker, there is no assurance that our shares will be able to meet the requirements for a quotation or that the shares will be accepted for inclusion on the OTC Bulletin Board.

Item 1B.  Unresolved Staff Comments.

We have no unresolved comments from the Securities and Exchange Commission.

Item 2.   Properties.

We do not own or rent facilities of any kind.  At present we are operating from our principal office address that is located within the home of our President, who provides this space free of charge   We will continue to use this space for our executive offices for the foreseeable future.

Item 3.   Legal Proceedings.

There is no litigation pending or threatened by or against the Company.

Item 4.   Mine Safety Disclosures.

Not Applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Price

Our common stock is not quoted at the present time.

We plan to seek approval for quotation on the OTC Bulletin Board System, since our registration statement has been declared effective by the Securities and Exchange Commission.  We cannot guarantee that we will obtain approval.  There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.  We intend to request a broker-dealer to make application to the FINRA to have the company's securities quoted in the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink OTC Markets Inc. so-called "Pink Sheets.”

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

As a result of our offering price and being a penny stock, the market liquidity for our common stock may be adversely affected since the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.

The rules governing penny stock require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $250,000, $300,000 together with a spouse).  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Such information must be provided to the customer orally or in writing prior to effecting the transaction and in writing before or with the customer confirmation.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed on broker-dealers by such requirements may discourage them from effecting transactions in the securities underlying the shares, which could severely limit the liquidity of the securities underlying the shares and the ability of purchasers in this offering to sell the securities underlying the shares in the secondary market.

For the initial listing in the Nasdaq SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million.  The minimum bid price must be $4.00 and there must be 3 market makers.  In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

For continued listing in the Nasdaq SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million.  The minimum bid price must be $1.00 and there must be 2 market makers.  In addition, there must be 300 shareholders holding 100 shares or more.

We intend to request a broker-dealer to make application to the FINRA to have our securities quoted in the OTC Bulletin Board Systems or published, in print and electronic media, or either, in the Pink OTC Markets, Inc. "Pink Sheets," or either.

Shareholders May Face Significant Restrictions on the Sale of Awareness Stock due to State “Blue Sky” Laws

Each state has its own securities laws, often called “blue sky laws” which: (a) limit sales of stock to a state’s resident unless the stock is registered in that state or qualifies for an exemption from registration; and (b) governs the reporting requirements for broker-dealers and stockbrokers doing business directly or indirectly in the state.  Before a security can be sold in a state, there must be a registration in place to cover the transaction, and the broker must be registered in that state or otherwise be exempt from registration.  We do not know whether our stock will be registered under the laws of any states.  A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market makers for our stock.

You should be aware that there has been no market for our stock and there is no assurance that an active market will develop.  No broker-dealers act as market makers for our stock and our securities have not been registered for sale in any state.  Therefore, you may be unable to sell our stock without registering, or otherwise qualifying it for sale, within your specific state.

There may be significant state blue sky law restrictions on the ability of shareholders to sell, or on purchasers to buy, our stock. Accordingly, shareholders should consider the secondary market for our stock to be a limited one.  Shareholders may be unable to resell their stock, or may be unable to sell it without the significant expense of state registration or qualification.

Shareholders May Face Significant Restrictions on the Resale of Awareness Stock due to Federal Regulations Regarding Penny Stock

In the event that Awareness registers its securities for sale and acquires a broker-dealer as a market maker, our stock would differ from many stocks in that it would likely be a “penny stock.”   The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.”   These rules include, but are not limited to, Rules 3a51-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the  Exchange Act, as amended Because our stock would probably constitute “penny stock” within the meaning of the rules, the rules would apply to Awareness and its securities.  The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them.  There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers.  The market among dealers may not be active.  Shareholders in penny stocks are often unable to sell stock back to the dealers that sold them the stock.  The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make.  Because of large dealer spreads, shareholders may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.  In some cases, the stock may fall quickly in value.  Shareholders may be unable to reap any profit from any sale of stock, if they can sell at all.

Investors should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of abuse and fraud in recent years.  These patterns include:

▪manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases;

▪control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

▪‘boiler room’ practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; and

        ▪excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We do not intend to declare or pay any stock dividends or cash dividends in the immediate future.

Application of California Law

Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations).  Accordingly, holders of our Common Stock may be entitled to one vote for each share of Common Stock held and may have cumulative voting rights in the election of directors.  This means that holders are entitled to one vote for each share of Common Stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

                Our existing director who is also a shareholder will be able to elect all of the members of the board of directors even if Section 2115 is applicable.

Purchases of Equity Securities

We (and affiliated purchasers) have made no purchases or repurchases of any securities of the Company or any other issuer.

Securities Authorized for Issuance under an Equity Compensation Plan

We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

Recent Sales of Unregistered Stock.

We have sold securities since incorporation (within the past three years) on one occasion without registering the securities under the Securities Act of 1933.  Maureen Cottrell purchased 2,000,000 shares of common stock from Awareness on April 29, 2010 for $.0025 per share.  No underwriters were used and no commissions or other remuneration was paid.  The securities were sold in reliance on Section 4(2) of the Securities Act of 1933 as amended.  Maureen Cottrell continues to be subject to Rule 144 of the Securities Act of 1933, as amended.

Item 6.   Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Plan of Operation

We are in the process of establishing ourselves as providing a financial literacy and money management educational program for teenagers on a fee for service offered basis.  We intend to provide such topics which would include budgeting, the importance of saving, bank accounts and services, establishing and maintaining credit, planning for college, buying a car, basic investing, with related ancillary topics.

We will earn our revenues by charging a fee for individuals to complete our training course.  We intend to charge each student $500 for our services.

Our intensive two-week training will involve 18 hours of classroom instruction for groups of not to exceed 8 students.  The instruction time will address the needs and requirements of each of the interested parties.

        Classroom instruction will be held at rented office space or in a hotel facility.  Classroom space can be arranged on an “as needed” and “as available” basis at normal costs.

Financial Condition

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have sufficient cash or other material assets and that we may be relying on advances from shareholders, officers and directors to meet limited operating expenses.  We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern until we are profitable.

        Since the Company has had no operating history nor any significant revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expense without corresponding revenues, at least until the profitable consummation of our planned operations.

Liquidity

As of December 31, 2011, we had no cash and we had total liabilities of $8,535 and we had a net worth of $(8,535)  As of the date hereof, have cash of $20,000 and total liabilities of $16,035.   Our net worth is $(16,035).

We have had no revenues from inception December 31, 2011.  We have a loss from inception through December 31, 2011 of $13,535.

We have officer's advances of $8,535 from inception to December 31, 2011.  Our officers advances, as of the date hereof, is $8,535.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8.   Financial Statements and Supplementary Data.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS

DECEMBER 31, 2011
DECEMBER 31, 2010

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)

PERSONAL FINANCIAL PLANNING
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Awareness for Teens, Inc.

We have audited the accompanying balance sheets of Awareness for Teens, Inc. (A Development Stage Enterprise) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the periods ended December 31, 2011 and 2010 and the period April 28, 2010 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Awareness for Teens, Inc. (A Development Stage Enterprise) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the periods ended December 31, 2011 and 2010 and the period April 28, 2010 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

February 24, 2012
Las Vegas, Nevada

3145 E. Warm Springs Road ● Suite 200 ● Las Vegas, Nevada 89120 ● PHONE: (702) 450-2200 ● FAX: (702) 436-4218
E-MAIL: kingle@kyletinglecpa.com

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS

Cash	$0	$0

Total current assets	$0	$0

Total assets	$0	$0
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable	$0	$0
Officer advances	8,535	4,517

Total current liabilities	$8,535	$4,517

STOCKHOLDER’S DEFICIT
Common stock: $0.001 par value;
authorized 50,000,000 shares; issued and outstanding:
2,000,000 shares at December 31, 2011 and December 31, 2010	2,000	2,000
Additional paid-in capital	3,000	3,000
Accumulated deficit during development stage	(13,535)	(9,517)

Total stockholder’s deficit	$(8,535)	$(4,517)

Total liabilities and stockholder’s deficit	$0	$0

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Year	April 28, 2010	April 28, 2010
	Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0

General, selling and administrative expenses	(4,018)	(9,517)	(13,535)
Operating loss	$(4,018)	$(9,517)	$(13,535)

Non-operating income (expense)	0	0	0

Net loss	$(4,018)	$(9,517)	$(13,535)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)

Average number of shares of common stock outstanding	2,000,000	2,000,000	2,000,000

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDER’S DEFICIT

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

May 10, 2010, issue common stock	2,000,000	$2,000	$3,000	0	$5,000

Net loss, December 31, 2010	-	-	-	(9,517)	(9,517)

Balance, December 31, 2010	2,000,000	2,000	3,000	(9,517)	(4,517)

Net loss, December 31, 2011	-	-	-	(4,018)	(4,018)

Balance, December 31, 2011	2,000,000	$2,000	$3,000	(13,535)	$(8,535)

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Year	April 28, 2010	April 28, 2010
	Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(4,018)	$(9,517)	$(13,535)
Adjustments to reconcile net loss to cash used in operating activities:

Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0

Net cash provided by operating activities	$(4,018)	$(9,517)	$(13,535)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities
Increase in officer advances	$4,018	$4,517	$8,535
Issuance of common stock	0	5,000	5,000

Net cash provided by financing activities	$4,018	$9,517	$13,535

Net increase (decrease) in cash	$0	$0	$0

Cash, beginning of period	$0	$0	$0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-Monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Awareness For Teens, Inc. (“Company”) was organized on April 28, 2010 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with FASB ASC 915 “DEVELOPMENT STAGE ENITITES” is considered a Development Stage Enterprise. The Company has been in the development stage since formation and has realized minimal revenues from its operations.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES,” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 “FAIR VALUE MEASUREMENTS AND DISCLOSURES,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2011 and 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2011 and 2010.

SHARE BASED EXPENSES

FASB ASC 718 “COMPENSATION – STOCK COMPENSATION” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock option, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “EQUITY – BASED PAYMENTS TO NON-EMPOLYEES.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable; (A) the goods or services received, or (B) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash, no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at that time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 2.  Stockholder’s Equity

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.  On May 10, 2010 the Company authorized and issued 2,000,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.

The Company has not authorized any preferred stock.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260, “EARNINGS PER SHARE.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,000,000 as of December 31, 2011, December 31, 2010 and since inception.  As of December 31, 2011, December 31, 2010 and since inception, the Company had no dilutive potential common shares.

Note 3. Income Tax

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2011 and 2010, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.  All tax returns have been appropriately filed by the Company.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3. Income Tax

The component of the Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carry forward	$4,737	$3,331
Valuation allowance	(4,737)	(3,331)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2011	2010
Net operating loss carry forward	$1,406	$3,331
Valuation allowance	(1,406)	(3,331)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2011 and 2010.

The net federal operating loss carry forward will expire in 2031 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4. Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2011 and 2010, the Company owed officers $8,535 and $4,517, respectively.

Note 5. Subsequent Events

From January 1, 2012 through February 15, 2012, the Company sold 250,000 shares at $0.10 per share, raising $25,000.

Item 9.   Change in and Disagreements with Accounts on Accounting and Financial Disclosure.

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

Item 9A.  Controls and Procedures.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

o	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.  To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2011.

We conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is not an "accelerated filer" for the 2011 fiscal year because it is qualified as a "small business issuer.”  Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.   This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.   Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B.   Other Information.

We have filed a registration statement on Form S-1 that went effective on January 25, 2012 which may have  information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K if we were required to file reports under the Exchange Act.  As at December 31, 2011, we were not required to file reports with the Securities and Exchange Commission.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance,

The sole member of the board of directors of the issuer serves until the next annual meeting of the stockholders or until her successor or successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our director and executive officer is as follows:

Name	Age	Position
Maureen Cottrell 3416 Rollsreach Drive San Diego, CA 92111	49	President/Chief Executive Officer/ Secretary/Treasurer/Chief Financial Officer and Director

All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified.   Officers of the Company serve at the will of the board of directors.

Board Meetings

Our board held four (4) meetings during the period covered by this annual report.

Audit Committee

Our board of directors has not established an audit committee.  In addition, we do not have any other compensation or executive or similar committees.  We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance.  We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.  At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.   When adopted, the code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website.  At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding the adoption or amendment to or waiver from, a provision of the code of ethics by posting such information on the website.

Other

Our sole officer and director may be deemed parents and promoters of the Company as those terms are defined by the Securities Act.

There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

Item 11.  Executive Compensation.

No cash compensation, deferred compensation or long-term incentive plan awards were paid, issued, or granted to Awareness’s management since its inception on April 28, 2010.   Further, Awareness has not granted any option or stock appreciation rights.

Compensation of Director

There are no arrangements pursuant to which the Awareness’s sole director will be compensated for any services provided as a director.   No additional amounts are payable for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from Awareness, with respect to any director or executive officer of Awareness which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Awareness, any change in control of Awareness, or a change in the person's responsibilities following a change in control of Awareness.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five (5%) percent of the issuer.

Maureen Cottrell	2,000,000
3416 Rollsreach Drive
San Diego, CA 92111

The total of Awareness’s outstanding common stock is held by 22 persons.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

By the definition of Rule 405 of the Securities Act, Maureen Cottrell is a promoter of Awareness in that she is a “person who, acting alone or in conjunction with one or more other persons, directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer.”  Maureen Cottrell has not, nor will she, receive anything of value or other consideration as a promoter of Awareness.

Since the date of  our incorporation, Maureen Cottrell has not had any material interest, direct or indirect, in any transaction with us or has any presently proposed transaction that has or will materially affect: (i)  any of our directors or officers; (ii)  any person proposed as a nominee for election as a Director; (iii)  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or (iv)  any members of the immediate family (including spouse, parents,  children, siblings and in-laws) any of the above persons.

Item 14.  Principal Accounting Fees and Services.

Audit and Non-Audit Fee

Fiscal Year Ended December 31:

	2010	2011

Audit Fees	$2,925	$2,675
Audit Related Fees	none	none
Tax Fees	none	none
All Other Fees	none	none

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services.  The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services.  All services provided by and fees paid to Kyle A. Tingle, CPA in 2011 were pre-approved by the Board of Directors.

PART IV

Item 15.   Exhibits, Financial Statement Schedule.

There are no reports on Form 8-K incorporated herein by reference.

We are a reporting company pursuant to the requirements of the 1934 Act and we file quarterly, annual and other reports with the Securities and Exchange Commission. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 100 F. Street, N.E., Washington, D.C. 20549-0406.  The copies of such material may also be obtained by mail from the Public Reference Section of the Commission at 100 F. Street, N.E., Washington, D.C. 20549-0406, at the prescribed rates.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.   In addition, the Commission maintains a World Wide Web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

The following documents are filed as part of this report:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.*

32.1	Section 906 Certification.

32.2	Section 906 Certification.**

 * Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARENESS FOR TEENS, INC.

Date: March 13, 2012	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Principal Executive Officer),
Secretary/Treasurer (Principal Financial Officer) and Sole Director