Form 10-Q
period 2012-03-31
AWARENESS FOR TEENS, INC.
filed 2012-05-15
CIK 1497764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-54589

Awareness for Teens, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	27-3103778
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3416 Rollsreach Drive, San Diego, California 92111
(Address of principal executive offices)

(858) 560-0987
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2012: 2,250,000

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS

MARCH 31, 2012
DECEMBER 31, 2011

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)

CONTENTS

FINANCIAL STATEMENTS

Condensed Balance Sheets	1

Condensed Statements of Operations	2

Condensed Statement of Stockholders’ Equity	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5-8

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,000	$0
Total current assets	25,000	0
Total assets	$25,000	$0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Officer advances	$13,144	$8,535
Total current liabilities	13,144	8,535
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value;
authorized 50,000,000 shares; issued and
outstanding: 2,250,000 and 2,000,000 shares at
March 31, 2012 and December 31, 2011, respectively	2,250	2,000
Additional paid-in capital	27,750	3,000
Accumulated deficit during development stage	(18,144)	(13,535)
Total stockholders’ equity (deficit)	11,856	(8,535)
Total liabilities and stockholders’ equity (deficit)	$25,000	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	April 28, 2010
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
Revenues	$0	$0	$0
Cost of revenue	0	0	0
Gross profit	0	0	0
General, selling and
administrative expenses	(4,609)	(450)	(18,144)
Operating loss	(4,609)	(450)	(18,144)
Non-operating income (expense)	0	0	0
Net loss	$(4,609)	$(450)	$(18,144)
Net loss per share, basic
and diluted	$(0.00)	$(0.00)
Average number of shares
of common stock outstanding	2,123,626	2,000,000

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Deficit
			Additional	During
	Common Stock_		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
May 10, 2010, issue
common stock	2,000,000	$2,000	$3,000	$0	$5,000
Net loss, December 31, 2010	-	-	-	(9,517)	(9,517)
Balance, December 31, 2010	2,000,000	2,000	3,000	(9,517)	(4,517)
Net loss, December 31, 2011	-	-	-	(4,018)	(4,018)
Balance, December 31, 2011	2,000,000	2,000	3,000	(13,535)	(8,535)
Stock issued at $0.10 per share	250,000	250	24,750	-	25,000
Net loss, March 31, 2012	-	-	-	(4,609)	(4,609)
Balance, March 31, 2012	2,250,000	$2,250	$27,750	$(18,144)	$11,856

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	April 28, 2010
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(4,609)	$(450)	$(18,144)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0
Net cash provided by
operating activities	(4,609)	(450)	(18,144)
Cash Flows From Investing Activities	0	0	0
Cash Flows From Financing Activities
Increase in officer advances	4,609	450	13,144
Issuance of common stock	25,000	0	30,000
Net cash provided by financing activities	29,609	450	43,144
Net increase in cash	25,000	0	25,000
Cash, beginning of period	0	0	0
Cash, end of period	$25,000	$0	$25,000

Supplemental Information and Non-Monetary Transactions:
Interest paid	$0	$0	$0
Taxes paid	$0	$0	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS  FOR  TEENS,  INC.
(A  Development  Stage  Enterprise)
NOTES  TO  CONDENSED FINANCIAL  STATEMENTS

Note  1.  Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Awareness for Teens. Inc, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2012 and December 31, 2011.

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

AWARENESS  FOR  TEENS,  INC.
(A  Development  Stage  Enterprise)
NOTES  TO  CONDENSED FINANCIAL  STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standard Update 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification” to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at that time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2.  Stockholder’s Equity

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.  As of March 31, 2012, 2,250,000 shares of common stock were issued and outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,123,626 as of March 31, 2012 and 2,000,000 as of December 31, 2011.  As of March 31, 2012, December 31, 2011 and since inception, the Company had no dilutive potential common shares.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3. Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2012 and December 31, 2011, the Company owed officers $13,144 and $8,535, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the first stages of our growth, our sole officer and director will provide all the labor required to develop the curriculum and lead the educational sessions - at no charge. We believe that we will be able to secure guest lecturers from financial instructions such as real estate and stock brokerage firms and from local accountants and attorneys at no cost. Since we intend to operate with very limited administrative support, our sole officer and director will continue to be responsible for these duties for at least the first year of operations.

Our marketing strategy will be directed to the parents of the teenager who understand that the average student graduates from high school lacks basic skills in the management of personal financial affairs. These parents understand that many young people fail in the management of their first consumer credit experience, establish bad financial management habits, and stumble through their early financial lives learning by trial and error. We will inform the parents, in our marketing presentation, that each of the various subjects taught may also have visiting guest lecturers, with sufficient credentials and experience to give the program creditability. We believe that we will be able to secure these individual’s to act as guest lecturers predicated upon the possible additional business that may be obtained from the parent, after being informed of the presentation by the student and business obtained from the student.

Financial Condition.

Our auditor's going concern opinion and the notation in the financial statements for the fiscal year ended December 31, 2011 indicate that we do not have sufficient cash or other material assets and that we may be relying on advances from shareholders, officers and directors to meet limited operating expenses.  We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern until we are profitable.

Since the Company has had no operating history nor any significant revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expense without corresponding revenues, at least until the profitable consummation of our planned operations.

Liquidity.

As of December 31, 2011, we had no cash and we had total liabilities of $8,535 and we had a net worth of $(8,535).    As of March 31, 2012 we have cash of $25,000 and total liabilities of $13,144.   Our net worth is $ 11,856.

We have had no revenues from inception to March 31, 2012.  We have a loss from inception through December 31, 2011 of $13,535.  Our loss from inception to March 31, 2012 is $18,144.

We have officer's advances of $8,535 from inception to December 31, 2011.   Our officers advances as of March 31, 2012 is $13,144.

ITEM 4.   EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10Q (and the financial statements contained in the report), our president and treasurer  have  determined  that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f)  under the Exchange Act) or any other factors  during  the  quarter covered by this report,  that have materially affected,  or are reasonably  likely to materially  affect our internal  control over financial reporting.

ITEM 4(T).  CONTROLS AND PROCEDURES.

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

Provide reasonable assurance that transactions are in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

Provide reasonable  assurance regarding prevention or timely detection of unauthorized acquisitions,  use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duties due to management accounting size, management has engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

Management has concluded that our internal control over financial reporting was effective as of the quarter ended March 31, 2012

The Company was not an "accelerated  filer" for the 2012 fiscal year because it is qualified as a "small business issuer.”   Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS.

We may be subject to legal proceedings from time to time in the ordinary course of our business.  The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding.  None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

ITEM 1A.   RISK FACTORS.

There have been no material changes in our risk factors since the March 14, 2012 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The following two risk factors have been added since we may be deemed to be an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.   Investing in our common stock involves a high degree of risk and an investor should carefully consider the matters discussed herein and under the section entitled “Risk Factors” in our Form 10-K filed for the fiscal year ended December 31, 2011.

1.   We are an "emerging growth company" under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

2.   Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

There were no 8-K's filed during the reporting period.

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARENESS FOR TEENS, INC.

Date: May 15, 2012	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Principal Executive Officer),
Secretary/Treasurer (Principal Financial Officer) and Sole Director