Form 10-Q
period 2012-09-30
AWARENESS FOR TEENS, INC.
filed 2012-11-15
CIK 1497764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2012: 2,250,000

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)

FINANCIAL REPORTS
(UNAUDITED)

SEPTEMBER 30, 2012
DECEMBER 31, 2011

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Stockholder’s Deficit	6

Condensed Statements of Cash Flows	7

Notes to Condensed Financial Statements	8 - 10

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$25,000	$0
Total current assets	$25,000	$0
Total assets	$25,000	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,840	$0
Officer advances	15,973	8,535
Total current liabilities	$18,813	$8,535
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value;
authorized 50,000,000 shares; issued
and outstanding: 2,250,000 shares at
September 30, 2012 and 2,000,000 at
December 31, 2011	$2,250	$2,000
Additional paid-in capital	27,750	3,000
Accumulated deficit during development stage	(23,813)	(13,535)
Total stockholders’ equity (deficit)	$6,187	$(8,535)
Total liabilities and Stockholders’ equity (deficit)	$25,000	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					April 28, 2010
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
Revenues	$0	$0	$0	$0	$0
Cost of revenue	0	0	0	0	0
Gross profit	$0	$0	$0	$0	$0
General, selling and administrative expenses	2,840	500	10,278	950	23,813
Operating loss	$(2,840)	$(500)	$(10,278)	$(950)	$(23,813)
Non-operating income (expense)	0	0	0	0	0
Net loss	$(2,840)	$(500)	$(10,278)	$(950)	$(23,813)
Net loss per share, basic
and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number
of shares common stock outstanding	2,250,000	2,000,000	2,208,029	2,000,000

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT
(Unaudited)

				Accumulated
				Deficit
			Additional	During
	Common Stock_		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
May 10, 2010, issue
common stock	2,000,000	$2,000	$3,000	$0	$5,000
Net loss, December 31, 2010	-	-	-	(9,517)	(9,517)
Balance, December 31, 2010	2,000,000	2,000	3,000	(9,517)	(4,517)
Net loss, September 30, 2011	-	-	-	(950)	(950)
Balance, December 31, 2011	2,000,000	2,000	3,000	(13,535)	(8,535)
Stock issued at $0.10 per share	250,000	250	24,750	-	25,000
Net loss, September 30, 2012	-	-	-	(10,278)	(10,278)
Balance, September 30, 2012	2,250,000	$2,250	$27,750	$(23,813)	$6,187

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months	April 28, 2010
	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,
	2012	2011	2011
Cash Flows From Operating Activities
Net loss	$(10,278)	$(950)	$(23,813)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	2,840	500	2,840
Net cash used in operating activities	$(7,438)	$(450)	$(20,973)
Cash Flows From Investing Activities	$0	$0	$0
Cash Flows From Financing Activities
Increase in officer advances	$7,438	$450	$15,973
Issuance of common stock	25,000	0	30,000
Net cash provided by financing activities	$32,438	$950	$45,973
Net increase (decrease) in cash	$25,000	$0	$25,000
Cash, beginning of period	$0	$0	$0
Cash, end of period	$25,000	$0	$25,000
Supplemental Information and Non-Monetary Transactions:
Interest paid	$0	$0	$0
Taxes paid	$0	$0	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Awareness for Teens. Inc, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K. Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

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

Note 2.  Stockholder’s Equity

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.  As of September 30, 2012, 2,250,000 shares of common stock were issued and outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,208,029 as of September 30, 2012 and 2,000,000 as of December 31, 2011.  As of September 30, 2012, December 31, 2011 and since inception, the Company had no dilutive potential common shares.

AWARENESS FOR TEENS, INC.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3. Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2012 and December 31, 2011, the Company owed officer $15,973 and $8,535, respectively.

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

Results of Operations

Three months ended September 30, 2012

We had no revenues for the periods ended September 30, 2012 or 2011.  Operating expenses were $2,840 for the three month period ended September 30, 2012 compared to $500 in 2011, an increase of 468%.  Expenses in 2011 were for the State filing fees of the Company, whereas the 2012 expenses are for the compliance costs of registration with the Security and Exchange Commission.

Nine months ended September 30, 2012

We had no revenues for the periods ended September 30, 2012 or 2011.  Operating expenses were $10,278 for the nine month period ended September 30, 2012 compared to $950 in 2011, an increase of 981.9%.  Expenses in 2011 were for the State filing fees of the Company, whereas the 2012 expenses are for the compliance costs of registration with the Security and Exchange Commission.

Liquidity

As of December 31, 2011, we had no cash and we had total liabilities of $8,535 and we had a net worth of $(8,535). As of September 30, 2012 we have cash of $25,000 and total liabilities of $18,813. Our net worth is $6,187.

We have had no revenues from inception to September 30, 2012. We have a loss from inception through December 31, 2011 of $13,535. Our loss from inception to September 30, 2012 is $23,813.

We have officer's advances of $8,535 from inception to December 31, 2011.  Our officer’s advances as of September 30, 2012 are $15,973.

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

AWARENESS FOR TEENS, INC.

Date: November 14, 2012	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Principal Executive Officer),
Secretary/Treasurer (Principal Financial Officer) and Sole Director