Form 10-K/A
period 2011-12-31
AWARENESS FOR TEENS, INC.
filed 2012-12-21
CIK 1497764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Item 9A.  Controls and Procedures.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the Board of Directors and management (solely Maureen Cottrell) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

(b)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting.  To assist and because of lack of personnel, management has engaged an outside certified public accountant to advise and assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2012.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [the "Exchange Act"]).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer had initially concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and form.

The Company's disclosure controls and procedures were not effective at December 31, 2011 due to the Company's failure to include in its Annual Report on Form 10-K management's assessment of disclosure controls and procedures.

Material Weaknesses

In December 2012, we initiated and made some changes in our disclosure controls and procedures that addressed the material disclosure weakness which resulted in us filing this Form 10K/A.

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

AWARENESS FOR TEENS, INC.

Date: December 20, 2012	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Principal Executive Officer),
Secretary/Treasurer (Principal Financial Officer) and Sole Director