Form 10-K
period 2012-12-31
AWARENESS FOR TEENS, INC.
filed 2014-08-08
CIK 1497764

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to______________

Commission File No. 000-54589

AWARENESS FOR TEENS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	27-3103778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3416 Rollsreach Drive, San Diego, California 92111
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (858)-560-0987

Securities to be registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:

$.001 Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed fiscal quarter was $ 0.

As of December 31, 2012, and as of the date hereof, the Registrant had 2,250,000 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-K, other than statements of historical facts, which address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

As used in this Form 10-K, unless the context requires otherwise, "we" or "us" means Awareness for Teens, Inc.

ITEM 1. BUSINESS.

General

Awareness for Teens, Inc. (“Awareness”) was incorporated on April 28, 2010 in the State of Nevada.

Business of Issuer

Our business plan originally contemplated providing financial literacy and a money management program for teenagers on a fee for service offered basis with specialized educational programs designed to maximize profit potential and customer loyalty. We had believed that there was a need to train teenagers who we believe lack the basic skills in the management of personal financial affairs.

We had been in the process of establishing ourselves as providing a financial literacy and money management educational program for teenagers for budgeting, the importance of saving, bank accounts and services, establishing and maintaining credit, planning for college, buying a car, basic investing, with related ancillary topics and intended to earn our revenues by charging a fee for individuals to complete our training course. Our marketing was directed toward the parents of teenagers who understand that many young people fail in the management of the first consumer credit experience, establish bad financial management habits, and fail to take direction from their parents, who realize that it makes no sense for their teenager to learn by trial and error.

During the last quarter of 2012, we faced substantial competition, which we could not overcome, from courses in public and private high schools, colleges, other for-profit schools and alternatives to higher education (vocational skill schools and government military schools). This competition, together with past economic financial crisis that still was in recovery in the San Diego area of California, had an adverse effect on our ability to attract students, notwithstanding our marketing attempts.

We are currently inactive and we may remain inactive until such time as the environment for our services change. We will most likely seek out other business opportunities which will result in a change of our original goals and objectives.

Current Status

As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Also, as of the date hereof, based upon our proposed future business activities, we may also be deemed a "blank check" company. The Securities and Exchange Commission definition of such a company as a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing "penny stock."

A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the Nasdaq Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

We have elected to become a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be because of our status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted in the OTC Bulletin Board System.

We had been assigned the trading symbol of AFTN for the OTC Bulletin Board System on June 26, 2012. On August 2, 2012, it was determined that we were not eligible for quotation on the OTC Bulletin Board System due to trading inactivity. We intend to contact a market maker to again sponsor or quote our stock on the OTC Bulletin Board System. Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board System must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority, Inc. ("FINRA") Bylaws.

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risk factors, including the following:

1. We have had no operating history nor any revenues or earnings from operations and we are insolvent.

We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2. Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3. We face intense competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital and hedge fund firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. Our success is dependent on management that has other full time employment, has limited experience and will only devote limited part time working for the Company that makes our future even more uncertain.

We have not entered into a written employment agreement with our officers and directors and none is expected in the foreseeable future. We have not obtained key man life insurance of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, the loss of the services of Maureen Cottrell would adversely affect development of our business and our likelihood of continuing operations.

6. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

7. The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8. Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our Common Stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company’s Common Stock held and/or resigns as a member of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of any participation in our future affairs.

9. At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

10. As a shell company, we face substantial additional adverse business and legal consequences.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, directors, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

11. The requirement of audited financial statements may disqualify business opportunities.

Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

12. Our sole officer and director is the principal shareholder and will be able to approve all corporate actions without shareholder consent and will control our Company.

Our principal shareholder, Maureen Cottrell, currently owns approximately 89% of our Common Stock. She will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, she will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, she may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

13. There is no active trading market for our Common Stock and you may have no ability to sell the shares.

There is no established public trading market or market maker for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our securities you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment. We plan to seek a listing on the OTC Bulletin Board. We will contact a market maker to seek the listing on our behalf.

Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority, Inc. ("FINRA") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. We intended to be subject to the reporting requirements of the 1934 Act and, as such, we may be deemed compliant with Rule 15c2-11. The FINRA will review the market maker's application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by the FINRA. Furthermore, the clearance should not construed by any investor as indicating that FINRA, the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

14. We have not contacted any market maker for sponsorship of our shares on the OTC Bulletin Board.

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

15. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock. The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.10 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

(a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

(b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

(c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

(d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

(e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others.

Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

We do not have any legal opinions as it relates to whether were a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have filed a registration statement under the Securities Act of 1933, as amended.

The provisions of Rule 144 for shares subsequently issued by a shell company may further restrict the sale of newly issued shares of Common Stock.

The Company's officers, directors and majority shareholders have expressed their intention not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer.

16. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.

17. Because our sole officer and director has limited formal training in financial accounting and she is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have one officer and director. She has limited training in financial accounting; however, she is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. While she has no formal training in financial accounting matters, she has been preparing the financial statements that have been audited and reviewed by our auditors and included in this prospectus. When the disclosure and accounting controls referred to above are implemented, he will be responsible for the administration of them. Should she not have sufficient experience, she may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment; however, because of the small size of our expected operations, we believe that she will be able to monitor the controls that she has created and will be accurate in assembling and providing information to investors. Further, we have not considered and will not consider any activity beyond our current business model until we have completed our exploration program.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

We do not own or rent facilities of any kind. At present, we operate from a principal office address that is located within the home of our President, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Price.

There is no active trading market for our common stock at present. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

On June 26, 2012, we had been assigned the trading symbol of AFTN. On August 2, 2012, we became ineligible for quotation on the OTC Bulletin Board System due to quoting inactivity under SEC Rule 15c2-11. We intend to request a broker-dealer to make application to FINRA to have the Company's securities traded in the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink OTC Markets Inc. so-called "Pink Sheets.”

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

We intend to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Shareholders May Face Significant Restrictions on the Sale of the Company's Stock due to State “Blue Sky” Laws.

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

Shareholders May Face Significant Restrictions on the Resale of the Company's Stock due to Federal Regulations Regarding Penny Stock.

In the event that Awareness acquires a broker-dealer as a market maker, our stock would differ from many stocks in that it would likely be a “penny stock”. The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. These rules include, but are not limited to, Rules 3a51-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our stock would probably constitute “penny stock” within the meaning of the rules, the rules would apply to Awareness and its securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Shareholders in penny stocks are often unable to sell stock back to the dealers that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, shareholders may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Shareholders may be unable to reap any profit from any sale of stock, if they can sell at all.

Investors should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of abuse and fraud in recent years. These patterns include:

●	manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases;

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	‘boiler room’ practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●
excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

(b) Holders.

There are twenty-four (22) holders of the Company's Common Stock. Except for the shares of stock held by Maureen Cottrell, all of the issued and outstanding shares of the Company's Common Stock were issued pursuant to a registration statement filed under the 1933 Act.

Currently, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under various exemptions from registration to include Rule 144 promulgated under the 1933 Act, subject to certain limitations included in said Rule.

(c) Dividends

The Company has not paid any cash dividends to date and has no plans to do so in the immediate future.

(d) Securities Authorized for Issuance under an Equity Compensation Plan.

We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e) Recent Sale of Unregistered Securities

During the year ended December 31, 2012, we did not have any sales of any of our securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company and our officers and directors have not enter into any negotiations or preliminary discussions regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof.

General Business Plan

Our purpose is to now seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act. We will not restrict its search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders.

We have made no determination as to whether we will continue to file periodic reports since our obligation to file such reports is not required under the 1934 Act. Maureen Cottrell, our majority shareholder, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that she is an officer and director of the Company when the obligation is incurred. It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. It is anticipated that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell her stock in the Company.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a "back door" 1934 Act registration procedure. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission.

We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

Accounting for a Business Combination

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Financial Condition.

Our auditor's going concern opinion for the prior year ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying or will be relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Liquidity and Operational Results.

The Company has had a limited operating history and does not have any revenues or earnings from operations. The Company has limited assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

We are dependent upon our officers to meet any de minimis costs that may Occur, Maureen Cottrell, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

As of December 31, 2012, we had $ 12,932 in cash and we had total liabilities of $ 10,085 and we had a net worth of $ 2,847.  As December 31, 2011, we had no cash and total liabilities of $ 8,535.  Our net worth was $ (8,535).

We have had no revenues from inception to March 31, 2013.  We have a loss from inception through December 31, 2012 of $ 27,153.  Our loss from inception to December 31, 2011 was $ 13,535.

We have officer's advances of $ 8,535 from inception to December 31, 2011.  Our officer’s advances as of December 31, 2012 are $ 9,170.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

FINANCIAL REPORTS

DECEMBER 31, 2012
DECEMBER 31, 2011

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Awareness for Teens, Inc.

We have audited the accompanying balance sheet of Awareness for Teens, Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period April 28, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Awareness for Teens, Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended and the period April 10, 2010 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

May 22, 2014
Las Vegas, Nevada

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS

Cash	$12,932	$0

Total current assets	$12,932	$0

Total assets	$12,932	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$915	$0
Officers advances	9,170	8,535

Total current liabilities	$10,085	$8,535

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $.001 par value; authorized 50,000,000 shares; issued and outstanding: 2,250,000 shares at December 31, 2012: 2,000,000 shares at December 31, 2011;	$2,250	$2,000
Additional Paid In Capital	27,750	3,000
Accumulated deficit during development stage	(27,153)	(13,535)

Total stockholders’ equity (deficit)	$2,847	$(8,535)

Total liabilities and stockholders’ equity (deficit)	$12,932	$0

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			April 28, 2010
	Year	Year	(Inception)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and administrative expenses	13,618	4,018	27,153
Operating (loss)	$(13,618)	$(4,018)	$(27,153)

Nonoperating income (expense)	0	0	0

Net (loss)	$(13,618)	$(4,018)	$(27,153)

Net (loss) per share, basic and diluted	$(0.01)	$(0.00)

Average number of shares of common stock outstanding	2,218,579	2,000,000

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
				Accumulated
				(Deficit)
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
May 10, 2010, issue common stock	2,090,000	$2,000	$3,000	$0	$5,000
Net (loss), December 31, 2010				(9,517)	(9,517)
Balance, December 31, 2010	2,000,000	$2,000	$3,000	$(9,517)	(4,517)
Net (loss), December 31, 2011				(4,018)	(4,018)
Balance, December 31, 2011	2,000,000	$2,000	$3,000	$(13,535)	(8,535)
Stock issues at $0.10 per share	250,000	250	24,750		25,000
Net (loss), December 31, 2012				(13,618)	(13,618)
Balance, December 31, 2012	2,250,000	$2,250	$27,750	$(27,153)	$2,847

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			April 28,
			2010
	Year	Year	(Inception)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2012	2011	2012

Cash Flows From Operating Activities

Net (loss)	$(13,618)	$(4,018)	$(27,153)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	915	0	915
Net cash (used in) operating activities	$(12,703)	$(4,018)	$(26,238)
Cash Flows From
Investing Activities	$0	$0	$0

Cash Flows From
Financing Activities
Issuance of common stock	25,000	-	30,000
Increase in officer advances	635	4,018	9,170

Net cash provided by financing activities	$25,635	$4,018	$39,170

Net increase in cash	$12,932	$0	$12,932

Cash, beginning of period	0	0	0

Cash, end of period	$12,932	$0	$12,932

SUPPLEMENTAL INFORMATION

Interest Paid	$0	$0	$0

Income Taxes paid	$0	$0	$0

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Awareness For Teens, Inc. (“Company”) was organized April 28, 2010 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with FASB ASC 915 “DEVELOPMENT STAGE ENTITIES” is considered a Development Stage Enterprise. The Company has been in the development stage since formation and has realized minimal revenues from its operations.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICES IS AS FOLLOWS:

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 and 2011.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES.” Under the asset and liability method of FASB ASC 740, deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax asset if it is likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 “FAIR VALUE MEASUREMENTS AND DISCLOSURES,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3. Unobservable inputs in which there is little or no market data which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2012 and 2011.The Company did not have any fair value adjustments for assets or liabilities measured at fair market value on a nonrecurring basis during periods ended December 31, 2012 and 2011.

SHARED BASED EXPENSES

FASB ASC 718 “COMPENSATION – STOCK COMPENSATION” prescribes accounting and reporting standards for all stock-based payments award to employees, including stock option, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or to other assets exist. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “EQUITY – BASED PAYMENTS TO NON-EMPLOYEES” Measurement of share-based payment transactions with non-employees is based on the fair market value of whichever is more reliably measureable. (A) the goods or services received, or (B) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

Note 2. Stockholders’ Equity

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. On May 20, 2010, the Company authorized and issued 2,000,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.

From January 1, 2012 through February 15, 2012 the Company sold 250,000 common shares at $0.10 per share, raising $25.000.

The Company has not authorized any preferred stock.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FBAS ASC 260, “EARNINGS PER SHARE.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,218,579 during 2012 and 2,000,000 during 2011. As of December 31, 2012, December 31, 2011 and since inception, the Company had no dilutive potential common shares.

Note 3.  Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not a tax asset cannot be realized through future income the Company must allow for future tax benefits. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more than likely than not we will not earn income sufficient to realize deferred tax assets during the carryforward period.

The Company has taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve months ended December 31, 2012 and 2011, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in process of filing the 2012 tax return.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes (continued)

The components of the Company’s deferred tax asset as of December 31, 2012 and 2011 is as follows:

	2012	2011
Net operating loss carryforward	$9,504	$4,737
Valuation allowance	(9,504)	(4,737)

Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2012	2011
Tax at statutory rate (35%)	$4,766	$1,406
Valuation allowance	(4,766)	(1,406)

Net deferred tax asset	$0	$0

The Company did not pay any income taxes during the periods ended December 31, 2012 and 2011.

The net federal operating loss carry forward will expire between 2030 and 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.  Related party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2012 and 2011, the Company owed officers $9,170 and $8,535, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting Internal control over financial reporting refers generally to the process designed by, or under the supervision of, a Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2012.

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the 1934 Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the effectiveness of our disclosure controls and procedures. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer is required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the year covered by this Annual Report.

The Company's disclosure controls and procedures were not effective at each of March 31, 2012, June 30, 2012 and September 30, 2012, due to the Company's inadvertent failure to include in its conclusion in the quarterly reports on Form 10-Q for quarters thereafter ended management's assessment of disclosures controls and procedures.

As a result of our ineffective controls and procedures, we took and are taking measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in the applicable securities filing regulations that are applicable to us.

In December 2012, we made some changes in our disclosure controls and procedures that addressed a prior disclosure weakness which resulted in us filing the Form 10K/A for the fiscal year ended December 31, 2011 that addressed us omitting the proper disclosures of management's assessment of disclosure controls and procedures.

Changes in Internal Controls

We have made changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have initiated changes in our quarterly review process with our independent public accounting firm. In January and March 2013, the changes in our internal controls over financial reporting addressed our prior weaknesses that included our disclosure controls and procedures. We instituted new reporting and approval procedures that have remediated the disclosed material weaknesses and we further now conclude that our internal controls over financial reporting was effective for the prior reported quarters, as reflected on the prior quarterly reports. These changes were also applied as it relates to the financial statements contained in this report in accordance with generally accepted accounting principles.

The Company is not an "accelerated filer" for the 2012 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our directors and officers (and promoters, affiliates and control persons) are as follows:

Name	Age	Position

Maureen Cottrell	51	President/Chief Executive Officer/Secretary/Treasurer/Chief Financial Officer and Director

The above listed officer and director will serve until the next annual meeting of the shareholders or until there death, resignation, retirement, removal, or disqualification, or until her successors have been duly elected and qualified. Vacancies in the existing Board of Directors may be filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or directors to resign at the request of another person and no officer or directors is acting on behalf of or will act at the direction of any other person.

Conflicts of Interest

Maureen Cottrell is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in there acting as our officers and directors. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs.

Our sole officer and director now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to the officer or director’s attention, either in the performance of duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that the officer and director is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

We have not adopted any other conflict of interest policy with respect to such transactions.

ITEM 11. EXECUTIVE COMPENSATION.

Maureen Cottrell did not receive any compensation for services rendered to the Company, nor has each received such compensation in the past.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. Our officers and directors will not receive any finder’s fee, either directly or indirectly, as a result of their efforts to implement the Company's business plan.

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five (5%) percent of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership (*)	Percent of Class

Common	Maureen Cottrell	Direct	2,000,000
	3416 Rollsreach Drive
	San Diego, CA 92111

(b) Security Ownership of Management.

The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all of our directors and officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership (*)	Percent of Class

Common	Maureen Cottrell	2,000,000	89.9%
	3416 Rollsreach Drive	Direct
	San Diego, CA 92111

Common	All Officers and Directors	2,000,000	89.9%
	as a Group one [1] individuals)

(c) Application of California Law.

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

(d) Other.

The total of the Company's outstanding Common Shares are held by 22 persons.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Maureen Cottrell has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

	Fiscal Year Ended December 31,
	2012	2011
Audit Fees	$8,744	$2,675

Audit Related Fees	None	None

Tax Fees	400	None

All Other Fees	None	None

Pre Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2011 and 2012 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

There are no reports on Form 8-K incorporated herein by reference.

The following documents are filed as part of this report:

31.1	Certification of Chief Executive Officer.

32.1	Section 906 Certification.

32.2	Section 906 Certification.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Included in Exhibit 32.1
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWARENESS FOR TEENS, INC.

Date: August 1, 2014	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Chief Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AWARENESS FOR TEENS, INC.

Date: August 1, 2014	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Chief Executive Officer) and Director

Date: August 1, 2014	By:	/s/ Maureen Cottrell
Maureen Cottrell
Secretary/Treasurer, Chief Financial Officer and Director