Form 10-Q
period 2013-03-31
AWARENESS FOR TEENS, INC.
filed 2014-08-08
CIK 1497764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2013 and as of the date hereof: 2,250,00

PART 1. FINANCIAL INFORMATION

FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, other than statements of historical facts, which address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-Qare qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

As used in this Form 10-Q, unless the context requires otherwise, "we" or "us" means Awareness for Teens, Inc.

ITEM 1. FINANCIAL STATEMENTS.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

FINANCIAL REPORTS

MARCH 31, 2013
DECEMBER 31, 2012
(UNAUDITED)

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$12,932	$12,932

Total current assets	12,932	12,932

Total assets	$12,932	$12,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$915	$915
Officers advances	9,170	9,170

Total current liabilities	10,085	10,085

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 50,000,000 shares; issued and outstanding: 2,250,000 shares at March 31, 2013 and December 31, 2012;	2,250	2,250
Additional Paid In Capital	27,750	27,750
Accumulated deficit during development stage	(27,153)	(27,153)

Total stockholders’ equity	2,847	2,847

Total liabilities and stockholders’ equity	$12,932	$12,932

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended		April 28, 2010 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	0	0	0

General, selling and administrative expenses	0	(4,609)	(27,153)
Operating income (loss)	0	(4,609)	(27,153)

Nonoperating income (expense)	0	0	0

Net income (loss)	$0	$(4,609)	$(27,153)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	2,250,000	2,123,626

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated (Deficit) During Development
	Shares	Amount	Capital	Stage	Total

May 10, 2010, issue common stock	2,090,000	$2,000	$3,000	$0	$5,000

Net (loss), December 31, 2010	0	0	0	(9,517)	(9,517)

Balance, December 31, 2010	2,000,000	2,000	3,000	(9,517)	(4,517)

Net (loss), December 31, 2011	0	0	0	(4,018)	(4,018)

Balance, December 31, 2011	2,000,000	2,000	3,000	(13,535)	(8,535)

Stock issues at $0.10 per share	250,000	250	24,750	0	25,000

Net (loss), December 31, 2012	0	0	0	(13,618)	(13,618)

Balance, December 31, 2012	2,250,000	2,250	27,750	(27,153)	2,847

Net income, March 31, 2013	0	0	0	0	0

Balance, March 31, 2013	2,250,000	$2,250	$27,750	$(27,153)	$2,847

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	April 28, 2010 (Inception) to March 31, 2013

Cash Flows From
Operating Activities
Net (loss)	$0	$(4,609)	$(27,153)
Adjustments to reconcile net (loss)
to cash provided by (used in) operating activities:
Changes in assets and liabilities
Increase in accounts payable	0	0	915

Net cash (used in) operating activities	0	(4,609)	(26,238)

Cash Flows From
Investing Activities	0	0	0

Cash Flows From
Financing Activities
Issuance of common stock	0	25,000	30,000
Increase in officer advances	0	4,609	9,170

Net cash provided by financing activities	0	29,609	39,170

Net increase in cash	0	25,000	12,932

Cash, beginning of period	12,932	0	0

Cash, end of period	$12,932	$25,000	$12,932

SUPPLEMENTAL INFORMATION

Interest Paid	$0	$0	$0

Income Taxes paid	$0	$0	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Awareness for Teens. Inc, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

Awareness For Teens, Inc. (“Company”) was organized April 28, 2010 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with FASB ASC 915 “DEVELOPMENT STAGE ENTITIES” is considered a Development Stage Enterprise. The Company has been in the development stage since formation and has realized minimal revenues from its operations.

A SUMMARY OF THE COMPANYS SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013 and December 31, 2012.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

From January 1, 2012 through February 15, 2012 the Company sold 250,000 common shares at $0.10 per share, raising $25,000.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 and 2,123,626 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012 and since inception, the Company had no dilutive potential common shares.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Related party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2013 and December 31, 2012 the Company owed officers $9,170 and $9,170 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We are currently inactive and we may remain inactive until such time as the environment for our services change. We may also seek out other business opportunities which will result in a change of our original goals and objectives.

Plan of Operation

Our purpose is to now seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the Securities Exchange Act of 1934, as amended. We will not restrict its search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

Financial Condition

Our auditor's going concern opinion and the notation in the financial statements for the fiscal year ended December 31, 2012 indicate that we do not have sufficient cash or other material assets and that we may be relying on advances from shareholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern until we are profitable.

Since the Company has had no operating history nor any significant revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expense without corresponding revenues, at least until the profitable consummation of any operations.

Results of Operations

Three months ended March 31, 2013

We had no revenues for the periods ended March 31, 2013 or 2012. We had no operating expenses for the three month period ended March 31, 2013 compared to $4,609 in 2012. In 2013 there were no expenses as reports were not filed with the Securities and Exchange Commission, whereas the 2012 expenses are for the legal costs and expenses of filings with the Security and Exchange Commission.

Liquidity

As of December 31, 2012, we had $ 12,932 cash and we had total liabilities of $ 10,085 and we had a net worth of $ 2,847. As of March 31, 2013 we have cash of $12,932 and total liabilities of $ 10,085. Our net worth was $ 2,847.

We have had no revenues from inception to March 31, 2013. We have a loss from inception through December 31, 2011 of $ 27,153. Our loss from inception to March 31, 2013 is $27,153.

We have officer's advances of $ 9,170 from inception to March 31, 2013 and  December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this Item 3.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company's Chief Executive Officer/Principal Accounting Officer participated in the evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), with our independent certified public accountant.

The Company's disclosure controls and procedures were not effective during calendar 2012, due to the Company's inadvertent failure to include in its conclusion in the quarterly reports on Form 10-Q management's assessment of disclosures controls and procedures. As a result of those ineffective controls and procedures, we took measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in the applicable securities filing regulations that are applicable to us.

In December 2012, we made some changes in our disclosure controls and procedures that addressed a prior disclosure weakness which resulted in us filing the Form 10K/A for the fiscal year ended December 31, 2011 that also addressed us omitting the proper disclosures of management's assessment of disclosure controls and procedures.

The Company's disclosure controls and procedures and internal controls over financial reporting were not effective at March 31, 2013 due to the Company's  inadvertent  failure to timely file its quarterly report on Form 10-Q for the quarter.

As a result of our ineffective controls and procedures, we took and are taking measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in the applicable securities filing regulations that are applicable to us.

Changes in Internal Controls and Procedures

In January and March 2014, we made changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We had initiated changes in our quarterly review process with our independent public accounting firm.

The changes in our internal controls over financial reporting addressed our prior weaknesses that included our disclosure controls and procedures. We instituted new reporting and approval procedures that have remediated the disclosed material weaknesses and we had further concluded that our internal controls over financial reporting was effective for the prior reported periods, as reflected on the prior quarterly reports. These changes were also applied as it relates to the financial statements contained in this report in accordance with generally accepted accounting principles.

The Company is not an "accelerated filer" for the current fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

PART II. OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

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
____________
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

AWARENESS FOR TEENS, INC.

Date: August 6, 2014	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Principal Executive Officer),
Secretary/Treasurer (Principal Financial Officer) and Sole Director