Form 10-Q
period 2013-06-30
AWARENESS FOR TEENS, INC.
filed 2014-08-08
CIK 1497764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2013 and as of the date hereof: 2,250,000

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

As used in this Form 10-Q, unless the context requires otherwise, "we" or "us" means Awareness for Teens, Inc.

ITEM 1. FINANCIAL STATEMENTS.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

FINANCIAL REPORTS

JUNE 30, 2013
DECEMBER 31, 2012
(UNAUDITED)

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$12,932	$12,932

Total current assets	12,932	12,932

Total assets	$12,932	$12,932

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$1,415	$915
Officers advances	9,170	9,170

Total current liabilities	10,585	10,085

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 50,000,000 shares;
issued and outstanding: 2,250,000 shares at June 30, 2013 and December 31, 2012;	2,250	2,250
Additional paid in capital	27,750	27,750
Accumulated deficit during development stage	(27,653)	(27,153)

Total stockholders’ equity	2,347	2,847

Total liabilities and stockholders’ equity	$12,932	$12,932

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended		Six months Ended		April 28, 2010 (Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	0	0	0	0	0

General, selling and administrative expenses	500	2,829	500	7,438	(27,653)
Operating (loss)	(500)	(2,829)	(500)	(7,438)	(27,653)

Nonoperating income (expense)	0	0	0	0	0

Net (loss)	$(500)	$(2,829)	$(500)	$(7,438)	$(27,653)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	2,250,000	2,250,000	2,250,000	2,186,813

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated (Deficit) During Development
	Shares	Amount	Capital	Stage	Total

May 10, 2010, issue common stock	2,090,000	$2,000	$3,000	$0	$5,000

Net (loss), December 31, 2010	0	0	0	(9,517)	(9,517)

Balance, December 31, 2010	2,000,000	2,000	3,000	(9,517)	(4,517)

Net (loss), December 31, 2011	0	0	0	(4,018)	(4,018)

Balance, December 31, 2011	2,000,000	2,000	3,000	(13,535)	(8,535)

Stock issues at $0.10 per share	250,000	250	24,750	0	25,000

Net (loss), December 31, 2012	0	0	0	(13,618)	(13,618)

Balance, December 31, 2012	2,250,000	2,250	27,750	(27,153)	2,847

Net (loss), June 30, 2013	0	0	0	(500)	(500)

Balance, June 30, 2013	2,250,000	$2,250	$27,750	$(27,653)	$2,347

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months		April 28, 2010 (Inception) to
	Ended June 30, 2013	Ended June 30, 2012	June 30, 2013

Cash Flows From
Operating Activities
Net (loss)	$(500)	$(7,438)	$(27,653)
Adjustments to reconcile net (loss)
to cash provided by (used in) operating activities:
Changes in assets and liabilities
Increase in accounts payable	500	0	1.415

Net cash (used in) operating activities	0	(7,438)	(26,238)

Cash Flows From
Investing Activities	0	0	0

Cash Flows From
Financing Activities
Issuance of common stock	0	25,000	30,000
Increase in officer advances	0	7,438	15,973

Net cash provided by financing activities	0	450	45,973

Net increase in cash	0	25,000	12,932

Cash, beginning of period	12,932	0	0

Cash, end of period	$12,932	$25,000	$12,932

SUPPLEMENTAL INFORMATION

Interest Paid	$0	$0	$0

Income Taxes paid	$0	$0	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Awareness for Teens. Inc, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 for the three months ended June 30, 2013 and 2012 and 2,250,000 and 2,186,813 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012 and since inception, the Company had no dilutive potential common shares.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Related party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2013 and December 31, 2012 the Company owed officers $9,170 and $9,170, respectively.

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

Results of Operations

Three months ended June 30, 2013

We had no revenues for the periods ended June 30, 2013 or 2012. We had $500 operating expenses for the three month period ended June 30, 2013 compared to $2,829 in 2012. Expenses in 2013 were for the State of Nevada filing fees of the Company, whereas in 2012 expenses are for the legal costs and expenses of filings with the Security and Exchange Commission.

Six months ended June 30, 2013

We had no revenues for the periods ended June 30, 2013 or 2012. We had $500 operating expenses for the six month period ended June 30, 2013 compared to $7,438 in 2012. Expenses in 2013 were for the State of Nevada filing fees of the Company, whereas in 2012 expenses are for the legal costs and expenses of filings with the Security and Exchange Commission.

Liquidity

As of December 31, 2012, we had $ 12,932 cash and we had total liabilities of $ 10,085 and we had a net worth of $ 2,847. As of June 30, 2013 we have cash of $12,932 and total liabilities of $ 10,585. Our net worth was $ 2,347.

We had no changes in the officer’s advance of $9,170 as of December 31, 2012 and June 30, 2013.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (and the financial statements contained in the report), the Company's Chief Executive Officer/Principal Accounting Officer has determined that our current disclosure controls and procedures are effective.

The Company's disclosure controls and procedures and internal controls over financial reporting were not effective at June 30, 2013 due to the Company's  inadvertent  failure to timely file its quarterly report on Form 10-Q for the quarter.

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