Form 10-K
period 2013-12-31
AWARENESS FOR TEENS, INC.
filed 2014-08-08
CIK 1497764

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

As of December 31, 2013, and as of the date hereof, the Registrant had 2,250,000 shares of Common Stock, $0.001 par value, issued and outstanding.

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

We have minimal assets and financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

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

Not applicable.

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

During the year ended December 31, 2013, we did not have any sales of any of our securities.

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

Accounting for a Business Combination

Under Financial Accounting Standards Board Accounting Standards Codification 805 (FASB ASC 805) business combinations initiated after June 30, 2001 are to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. FASB ASC 805 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of FASB ASC 805 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of FASB ASC 805 may be applicable to any business combination that we may enter into in the future.

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

Liquidity.

As of December 31, 2012, we had $ 12,932 in cash and we had total liabilities of $ 10,085 and we had a net worth of $ 2,847.  As December 31, 2013, we had $ 12,932 in cash and total liabilities of $ 10,585 Our net worth was $ 2,347.

We have had no revenues from inception to December 31, 2013.  We have a loss from inception through December 31, 2012 of $ 27,653.

We have officer's advances of $ 9,170 from inception to December 31, 2012.  Our officer’s advances as of December 31, 2013 were $ 9,170.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

FINANCIAL REPORTS

DECEMBER 31, 2013
DECEMBER 31, 2012

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Awareness for Teens, Inc.

We have audited the accompanying balance sheet of Awareness for Teens, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period April 28, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Awareness for Teens, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended and the period April 10, 2010 (inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

May 22, 2014
Las Vegas, Nevada

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash	$12,932	$12,932

Total current assets	12,932	12,932

Total assets	$12,932	$12,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,415	$915
Officers advances	9,170	9,170

Total current liabilities	10,585	10,085

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value;
authorized 50,000,000 shares; issued and outstanding:
2,250,000 shares at December 31, 2013 and at December 31, 2012;	2,250	2,250
Additional paid in capital	27,750	27,750
Accumulated deficit during development stage	(27,653)	(27,153)

Total stockholders’ equity	2,347	2,847

Total liabilities and stockholders’ equity	$12,932	$12,932

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			April 28,
	Year	Year	2010
	Ended	Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	0	0	0

General, selling and administrative expenses	(500)	(13,618)	(27,653)
Operating (loss)	(500)	(13,618)	(27,653)

Nonoperating income (expense)	0	0	0

Net (loss)	$(500)	$(13,618)	$(27,653)

Net (loss) per share, basic and diluted	$(0.00)	$(0.02)

Average number of shares of common stock outstanding	2,250,000	2,218,579

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated (Deficit) During Development
	Shares	Amount	Capital	Stage	Total

May 10, 2010, issue common stock	2,090,000	$2,000	$3,000	$0	$5,000

Net (loss), December 31, 2010	0	0	0	(9,517)	(9,517)

Balance, December 31, 2010	2,000,000	2,000	3,000	(9,517)	(4,517)

Net (loss), December 31, 2011	0	0	0	(4,018)	(4,018)

Balance, December 31, 2011	2,000,000	2,000	3,000	(13,535)	(8,535)

Stock issues at $0.10 per share	250,000	250	24,750	0	25,000

Net (loss), December 31, 2012	0	0	0	(13,618)	(13,618)

Balance, December 31, 2012	2,250,000	2,250	27,750	(27,153)	2,847

Net (loss), December 31, 2013	0	0	0	(500)	(500)

Balance, December 31, 2013	2,250,000	$2,250	$27,750	$(27,653)	$2,347

See Accompanying Notes to Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	April 28, 2010 (Inception) to December 31, 2013

Cash Flows From Operating Activities
Net (loss)	$(500)	$(13,618)	$(27,653)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Changes in assets and liabilities
Increase in accounts payable	500	915	1,415

Net cash (used in) operating activities	0	(12,703)	(26,238)

Cash Flows From Investing Activities	0	0	0

Cash Flows From Financing Activities
Issuance of common stock	0	25,000	30,000
Increase in officer advances	0	635	9,170

Net cash provided by financing activities	0	25,635	39,170

Net increase in cash	0	12,932	12,932

Cash, beginning of period	12,932	0	0

Cash, end of period	$12,932	$12,932	$12,932

SUPPLEMENTAL INFORMATION

Interest Paid	$0	$0	$0

Income Taxes paid	$0	$0	$0

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

A SUMMARY OF THE COMPANY’S SIGIFICANT ACCOUNTOING POLICES IS AS FOLLOWS:

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 “FAIRVLAUE MEASUREMENTS AND DISCLOSURES,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

Level 3. Unobservable inputs in which there is little or no market data which requires the reporting entity to develop its own assumptions.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2013 and 2012.The Company did not have any fair value adjustments for assets or liabilities measured at fair market value on a nonrecurring basis during periods ended December 31, 2013 and 2012.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2013 2,218,579 and during 2012. As of December 31, 2013, December 31, 2012 and since inception, the Company had no dilutive potential common shares.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve months ended December 31, 2013 and 2012, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in process of filing the 2013 and 2012 tax returns.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes (continued)

The components of the Company’s deferred tax asset as of December 31, 2013 and 2012 is as follows:

	2013	2012
Net operating loss carryforward	$9,679	$9,504
Valuation allowance	(9,679)	(9,504)

Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2013	2012
Tax at statutory rate (35%)	$175	$4,766
Valuation allowance	(175)	(4,766)
Net deferred tax asset	$0	$0

The Company did not pay any income taxes during the periods ended December 31, 2013 and 2012.

The net federal operating loss carry forward will expire between 2030 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.  Related party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2013 and 2012, the Company owed its sole officer $9,170 and $9,170, respectively.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was ineffective at December 31, 2013 due to untimely filings of the quarterly Forms 10-Q for 2013.

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

The Company's disclosure controls and procedures were not effective at each of March 31, 2013, June 30, 2013 and September 30, 2013, due to the Company's failure to file the quarterly reports on Form 10-Q for quarters thereafter ended.

As a result of our ineffective controls and procedures, we took and are taking measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in the applicable securities filing regulations that are applicable to us.

Changes in Internal Controls

We have made changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have initiated changes in our quarterly review process with our independent public accounting firm. In January and March 2014, the changes in our internal controls over financial reporting addressed our prior weaknesses that included our disclosure controls and procedures. We instituted new reporting and approval procedures that have remediated the disclosed material weaknesses and we further now conclude that our internal controls over financial reporting was effective for the prior reported quarters, as reflected on the prior quarterly reports. These changes were also applied as it relates to the financial statements contained in this report in accordance with generally accepted accounting principles.

The Company is not an "accelerated filer" for the 2013 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

	Fiscal Year Ended December 31,
	2013	2012

Audit Fees	$ None	$8,744

Audit Related Fees	None	None

Tax Fees	None	400

All Other Fees	None	None

Pre Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2012 were pre-approved by the Board of Directors.

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

AWARENESS FOR TEENS, INC.

Date: August 6, 2014	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Chief Executive Officer) and Director

Date: August 6, 2014	By:	/s/ Maureen Cottrell
Maureen Cottrell
Secretary/Treasurer, Chief Financial Officer and Director