Form 10-Q
period 2014-03-31
AWARENESS FOR TEENS, INC.
filed 2014-09-02
CIK 1497764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2014 and as of the date hereof: 2,250,00

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

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

FINANCIAL REPORTS

MARCH 31, 2014
DECEMBER 31, 2013
(UNAUDITED)

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

CONTENTS
FINANCIAL STATEMENTS

Condensed Balance Sheets	5

Condensed Statements of Operations	6

Condensed Statements of Stockholders' Equity	7

Condensed Statements of Cash Flows	8

Notes to Condensed Financial Statements	9-11

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$12,932	$12,932

Total current assets	12,932	12,932

Total assets	$12,932	$12,932

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,415	$1,415
Officers advances	9,170	9,170

Total current liabilities	10,585	10,585

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; authorized 50,000,000 shares; issued and
outstanding: 2,250,000 shares at March 31, 2014 and December 31, 2013;	2,250	2,250
Additional paid in capital	27,750	27,750
Accumulated deficit during development stage	(27,653)	(27,653)
Total stockholders’ equity	2,347	2,347

Total liabilities and stockholders’ equity	$12,932	$12,932

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months Ended		April 28, 2010 (Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$0	$0	$0

Cost of revenue	0	0	0

Gross profit	0	0	0

General, selling and administrative expenses	0	0	27,653
Operating income (loss)	0	0	(27,653)

Nonoperating income (expense)	0	0	0

Net income (loss)	$0	$0	$(27,653)

Net income per share, basic and diluted	$0.00	$0.00

Average number of shares of common stock outstanding	2,250,000	2,250,000

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				(Deficit)
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

May 10, 2010, issue common stock	2,090,000	$2,000	3,000	$0	5,000

Net (loss), December 31, 2010	0	0	0	(9,517)	(9,517)

Balance, December 31, 2010	2,000,000	2,000	3,000	(9,517)	(4,517)

Net (loss), December 31, 2011	0	0	0	(4,018)	(4,018)

Balance, December 31, 2011	2,000,000	2,000	3,000	(13,535)	(8,535)

Stock issues at $0.10 per share	250,000	250	24,750	0	25,000

Net (loss), December 31, 2012	0	0	0	(13,618)	(13,618)

Balance, December 31, 2012	2,250,000	2,250	27,750	(27,153)	2,847

Net (loss), December 31, 2013	0	0	0	(500)	(500)

Balance, December 31, 2013	2,250,000	2,250	27,750	(27,653)	2,347

Net income, March 31, 2014	0	0	0	0	0

Balance, March 31, 2014	2,250,000	$2,250	$27,750	$(27,653)	$2,347

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 28, 2010
			(Inception)
	Three Months Ended		to
	March 31,	March 31,	March 31,
	2014	2013	2014
Cash Flows From
Operating Activities
Net income (loss)	$0	$0	$(27,653)
Adjustments to reconcile net (loss)
to cash provided by (used in) operating activities:
Changes in assets and liabilities
Increase in accounts payable	0	0	1,415

Net cash (used in) operating activities	0	0	(26,238)

Cash Flows From
Investing Activities	0	0	0

Cash Flows From
Financing Activities
Issuance of common stock	0	0	30,000
Increase in officer advances	0	0	9,170

Net cash provided by financing activities	0	0	39,170

Net increase in cash	0	0	12,932

Cash, beginning of period	12,932	12,932	0

Cash, end of period	$12,932	$12,932	$12,932

SUPPLEMENTAL INFORMATION

Interest Paid	$0	$0	$0

Income Taxes paid	$0	$0	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements of Awareness for Teens. Inc, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Baord ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

Note 2. Stockholders’ Equity

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001. The Company authorized and issued 2,250,000 shares of its $0.001 par value common stock.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013 and since inception, the Company had no dilutive potential common shares.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Related party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2014 and December 31, 2013 the Company owed officers $9,170 and $9,170, respectively.

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

During the last quarter of 2012 and through 2013, we faced substantial competition, which we could not overcome, from courses in public and private high schools, colleges, other for-profit schools and alternatives to higher education (vocational skill schools and government military schools). This competition, together with past economic financial crisis that still was in recovery in the San Diego area of California, had an adverse effect on our ability to attract students, notwithstanding our marketing attempts.

We are currently inactive and we may remain inactive until such time as the environment for our services change. We may also seek out other business opportunities which will result in a change of our original goals and objectives.

Plan of Operation

Our purpose is to now seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the Securities Exchange Act of 1934, as amended. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

Financial Condition

Our auditor's going concern opinion and the notation in the financial statements for the fiscal year ended December 31, 2013 indicate that we do not have sufficient cash or other material assets and that we may be relying on advances from shareholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern until we are profitable.

Since the Company has had no operating history nor any significant revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expense without corresponding revenues, at least until the profitable consummation of any operations.

Results of Operations

Three months ended March 31, 2014

We had no revenues for the three month periods ended March 31, 2014 or 2013. We had no operating expenses for the three month periods ended March 31, 2014 and 2013 as there were no expenses as reports were not filed with the Securities and Exchange Commission.

Liquidity

As of March 31, 2014 and December 31, 2013, we had $ 12,932 cash, total liabilities of $ 10,585 and a net worth of $ 2,347.

We have had no revenues from inception to March 31, 2014. We have a loss from inception through December 31, 2013 of $ 27,653. Our loss from inception to March 31, 2014 is $27,653.

We have officer's advances of $ 9,170 from inception to March 31, 2014 and  December 31, 2013.

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

The Company's disclosure controls and procedures and internal controls over financial reporting were not effective at March 31, 2014 due to the Company's  inadvertent  failure to timely file its quarterly report on Form 10-Q for the quarter.

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

The Company is not an "accelerated filer" for the current fiscal year because it is qualified as a "small business issuer." Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

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

AWARENESS FOR TEENS, INC.

Date: August 29, 2014	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Principal Executive Officer),
Secretary/Treasurer (Principal Financial Officer) and Sole Director