Form 10-Q
period 2014-06-30
AWARENESS FOR TEENS, INC.
filed 2014-09-02
CIK 1497764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2014 and as of the date hereof: 2,250,000

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

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

FINANCIAL REPORTS

JUNE 30, 2014
DECEMBER 31, 2013
(UNAUDITED)

AWARENESS FOR TEENS, INC.
(A Development Stage Company)

CONTENTS

FINANCIAL STATEMENTS

Condensed Balance Sheets	5

Condensed Statements of Operations	6

Condensed Statements of Stockholders' Equity	7

Condensed Statements of Cash Flows	8

Notes to Condensed Financial Statements	9-11

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$8,017	$12,932
Prepaid expenses	3,000	-

Total current assets	11,017	12,932

Total assets	$11,017	$12,932

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$1,415
Officers advances	9,170	9,170

Total current liabilities	9,170	10,585

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 50,000,000 shares; issued and
outstanding: 2,250,000 shares at June 30, 2014 and December 31, 2013;	2,250	2,250
Additional paid in capital	27,750	27,750
Accumulated deficit during development stage	(28,153)	(27,653)
Total stockholders’ equity	1,847	2,347

Total liabilities and stockholders’ equity	$11,017	$12,932

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended		Six months Ended		April 28, 2010 (Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	0	0	0	0	0
General, selling and
administrative expenses	500	500	500	500	28,153
Operating loss	(500)	(500)	(500)	(500)	(28,153)

Nonoperating income (expense)	0	0	0	0	0

Net loss	$(500)	$(500)	$(500)	$(500)	$(28,153)

Net loss per share, basic
and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average number of shares
of common stock outstanding	2,250,000	2,250,000	2,250,000	2,250,000

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				(Deficit)
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

May 10, 2010, issue common stock	2,090,000	$2,000	3,000	$0	5,000

Net loss, December 31, 2010	0	0	0	(9,517)	(9,517)

Balance, December 31, 2010	2,000,000	2,000	3,000	(9,517)	(4,517)

Net loss, December 31, 2011	0	0	0	(4,018)	(4,018)

Balance, December 31, 2011	2,000,000	2,000	3,000	(13,535)	(8,535)

Stock issues at $0.10 per share	250,000	250	24,750	0	25,000

Net loss, December 31, 2012	0	0	0	(13,618)	(13,618)

Balance, December 31, 2012	2,250,000	2,250	27,750	(27,153)	2,847

Net loss, December 31, 2013	0	0	0	(500)	(500)

Balance, December 31, 2013	2,250,000	2,250	27,750	(27,653)	2,347

Net loss, June 30, 2014	0	0	0	(500)	(500)

Balance, June 30, 2014	2,250,000	$2,250	$27,750	$(28,153)	$1,847

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 28, 2010
			(Inception)
	Six Months Ended		to
	June 30,	June 30,	June 30,
	2014	2013	2014
Cash Flows From
Operating Activities
Net loss	$(500)	$(500)	$(28,153)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
Increase in prepaid expenses	(3,000)	0	(3,000)
Increase (decrease) in accounts payable	(1,415)	500	-

Net cash used in operating activities	(4,915)	0	(31,153)

Cash Flows From
Investing Activities	0	0	0

Cash Flows From
Financing Activities
Issuance of common stock	0	0	30,000
Increase in officer advances	0	0	9,170

Net cash provided by financing activities	0	0	39,170

Net increase in cash	(4,915)	0	8,017

Cash, beginning of period	12,932	12,932	0

Cash, end of period	$8,017	$12,932	$8,017

SUPPLEMENTAL INFORMATION

Interest Paid	$0	$0	$0

Income Taxes paid	$0	$0	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS:

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements of Awareness for Teens. Inc, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 for the three months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013 and since inception, the Company had no dilutive potential common shares.

AWARENESS FOR TEENS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Related party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2014 and December 31, 2013 the Company owed officers $9,170 and $9,170, respectively.

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

Results of Operations

Three months ended June 30, 2014

We had no revenues for the three month periods ended June 30, 2014 or 2013. We had $500 in operating expenses for the three month periods ended June 30, 2014 and 2013 for the filings with the Nevada Secretary of State, but there were no reports filed with the Securities and Exchange Commission.

Six months ended June 30, 2014

We had no revenues for the six month periods ended June 30, 2014 or 2013. We had $500 in operating expenses for the six month periods ended June 30, 2014 and 2013 for the filings with the Nevada Secretary of State, but there were no reports filed with the Securities and Exchange Commission.

Liquidity

As of June 30, 2014 and December 31, 2013, we had $ 8,017 cash, total liabilities of $ 9,170 and a net worth of $1,847.

We have had no revenues from inception to June 30, 2014. We have a loss from inception through December 31, 2013 of $ 28,153. Our loss from inception to June 30, 2014 is $28,153.

We have officer's advances of $ 9,170 from inception to June 30, 2014 and December 31, 2013.

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

The Company's disclosure controls and procedures were not effective during calendar 2012 and 2013, due to the Company's inadvertent failure to include in its conclusion in the quarterly reports on Form 10-Q management's assessment of disclosures controls and procedures. As a result of those ineffective controls and procedures, we took measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in the applicable securities filing regulations that are applicable to us.

In December 2012, we made some changes in our disclosure controls and procedures that addressed a prior disclosure weakness which resulted in us filing the Form 10K/A for the fiscal year ended December 31, 2011 that also addressed us omitting the proper disclosures of management's assessment of disclosure controls and procedures.

The Company's disclosure controls and procedures and internal controls over financial reporting were not effective at June 30, 2014 due to the Company's inadvertent failure to timely file its quarterly report on Form 10-Q for the quarter.

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