Form 10-Q
period 2014-09-30
AWARENESS FOR TEENS, INC.
filed 2014-11-14
CIK 1497764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2014 and as of the date hereof: 2,250,000

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

2

AWARENESS FOR TEENS, INC.

FINANCIAL REPORTS

SEPTEMBER 30, 2014

DECEMBER 31, 2013

(UNAUDITED)

3

AWARENESS FOR TEENS, INC.

CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	5

Condensed Statements of Operations	6

Condensed Statement of Stockholders' Deficit	7

Condensed Statements of Cash Flows	8

Notes to Condensed Financial Statements	9-11

AWARENESS FOR TEENS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$12,932

Total current assets	0	12,932

Total assets	$0	$12,932

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$5,391	$1,415
Officers advances	7,753	9,170

Total current liabilities	13,144	10,585

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock: $0.001 par value; authorized 50,000,000 shares; issued and outstanding: 2,250,000 shares at September 30, 2014 and December 31, 2013;	2,250	2,250
Additional paid in capital	27,750	27,750
Accumulated deficit	(43,144)	(27,653)
Total stockholders’ (deficit) equity	(13,144)	2,347
Total liabilities and stockholders’ (deficit) equity	$0	$12,932

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues	$0	$0	$0	$0

Cost of revenue	0	0	0	0

Gross profit	0	0	0	0

General, selling and administrative expenses	14,991	0	15,491	500
Operating loss	(14,991)	0	(15,491)	(500)

Nonoperating income (expense)	0	0	0	0

Net loss	$(14,991)	$0	$(15,491)	$(500)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Average number of shares of common stock outstanding	2,250,000	2,250,000	2,250,000	2,250,000

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	(Deficit)	Total
Balance, December 31, 2011	2,000,000	$2,000	$3,000	$(13,535)	$(8,535)

Stock issues at $0.10 per share	250,000	250	24,750	0	25,000

Net loss, December 31, 2012				(13,618)	(13,618)

Balance, December 31, 2012	2,250,000	2,250	27,750	(27,153)	2,847

Net loss, December 31, 2013				(500)	(500)

Balance, December 31, 2013	2,250,000	2,250	27,750	(27,653)	2,347

Net loss, September 30, 2014				(15,491)	(15,491)

Balance, September 30, 2014	2,250,000	$2,250	$27,750	$(43,144)	$(13,144)

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	Sept. 30, 2014	Sept. 30, 2013
Cash Flows From Operating Activities
Net loss	$(15,491)	$(500)
Adjustments to reconcile net loss to cash (used in) operating activities:
Changes in assets and liabilities
Increase in accounts payable	3,976	500

Net cash (used in) operating activities	(11,515)	0

Cash Flows From Investing Activities	0	0

Cash Flows From Financing Activities
Increase in officer advances	(1,417)	0

Net cash (used in) financing activities	(1,417)	0

Net (decrease) in cash	(12,932)	0

Cash, beginning of period	12,932	12,932

Cash, end of period	$0	$12,932

SUPPLEMENTAL INFORMATION

Interest paid	$0	$0

Income Taxes paid	$0	$0

See Accompanying Notes to Condensed Financial Statements.

AWARENESS FOR TEENS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of Awareness for Teens. Inc, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to National Automation Services and, unless the context indicates otherwise its consolidated subsidiaries. Significant accounting policies disclosed therein have not changed except as noted below.

Awareness For Teens, Inc. (“Company”) was organized April 28, 2010 under the laws of the State of Nevada. The Company currently has limited operations.

A SUMMARY OF THE COMPANY’S SIGIFICANT ACCOUNTING POLICES IS AS FOLLOWS:

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

AWARENESS FOR TEENS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income,  cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

AWARENESS FOR TEENS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2014 and 2013. As of September 30, 2014 and December 31, 2013 the Company had no dilutive potential common shares.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2014 and December 31, 2013 the Company owed officers $7,753 and $9,170 respectively.

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

Results of Operations

Three months ended September 30, 2014

We had no revenues for the three month periods ended September 30, 2014 or 2013. We had $14,991 and $500 in operating expenses for the three month periods ended September 30, 2014 and 2013, respectively for the periods then ended, primarily for compliance with Securities and Exchange Commission filings and filings with the Nevada Secretary of State. There were no reports filed with the Securities and Exchange Commission in 2013.

Nine months ended September 30, 2014

We had no revenues for the nine month periods ended September 30, 2014 or 2013. We had $500 in operating expenses for the nine month period ended September 30, 2013 for the filings with the Nevada Secretary of State and $15,491 for the nine month period ended September 30, 2014 on account of audit, transfer agent, and federal securities compliance expenses.

Liquidity

As of September 30, 2014 and December 31, 2013, we had $nil and $12,932, total liabilities of $13,144 and $10,585 and a net deficit of $(13,144) and equity of 1,847, respectively.

We have had no revenues from inception to September 30, 2014. We have a loss from inception through December 31, 2013 of $ 27,653. Our loss from inception to September 30, 2014 is $43,144.

We have officer's advances of $7,753 and $9,170 as of September 30, 2014 and December 31, 2013, respectively.

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

The Company's disclosure controls and procedures and internal controls over financial reporting were not effective at September 30, 2014 due to the Company's inadvertent failure to timely file its quarterly report on Form 10-Q for the previous quarters that were made current in the current quarter.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Although our plan of operation is to acquire an interest in a business opportunity, we are not currently engaged in any negotiations to acquire a business opportunity or effectuate a business combination. However, the majority shareholder has had preliminary negotiations that, if consummated, may result in a change in control. This change of control may subsequently result in the Company identifying a business opportunity and consummating a business combination. We have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as our directors, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall make a filing with the Securities and Exchange Commission and comply with the Securities Exchange Act of 1934, as amended. In the event there is any resulting acquisition of a business opportunity, the Securities Exchange Act of 1934, as amended, requires us to provide certain information about significant acquisitions, including certified financial statements.

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

AWARENESS FOR TEENS, INC.

Date: November 14, 2014	By:	/s/ Maureen Cottrell
Maureen Cottrell
President (Principal Executive Officer),
Secretary/Treasurer (Principal Financial Officer) and Sole Director

